Form 10-Q
period 2017-09-30
Celebiddy, Inc.
filed 2017-11-14
CIK 1681400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 14, 2017 was 21,130,000.

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

PART I.

Item 1. Financial Statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current Assets
Cash	$81	$-
Prepaid expense	1,500	-

Total Assets	$1,581	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$6,150	$1,500
Payable to officer	14,169	-
Total Liabilities	20,319	1,500

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,310,000 shares and 20,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,131	2,000
Discount on Common Stock	(2,000)	-
Additional paid-in capital	4,662	312
Accumulated deficit	(23,531)	(3,812)
Total stockholders' deficit	(18,738)	(1,500)

Total Liabilities and Stockholders' Deficit	$1,581	$-

The accompanying notes are an integral part of these unaudited financial statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2017	For the period from July 22, 2016 (Inception) to September 30, 2016	For the nine months ended September 30, 2017

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses
General and administrative	7,119	3,562	9,519
Research and development	-	-	10,200
Total Operating Expenses	7,119	3,562	19,719

Loss From Operations Before Income Taxes	(7,119)	(3,562)	(19,719)

Provision for Income Tax	-	-	-

Net Loss	$(7,119)	$(3,562)	$(19,719)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	20,985,217	20,000,000	20,390,623

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2017	For the period from July 22, 2016 (Inception) to September 30, 2016

Cash Flows From Opearting Activities
Net loss	$(19,719)	$(3,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	2,400	312
Common stock issued for services	-	2,000
Changes in operating assets and liabilities:
Prepaid expense	(1,500)	-
Accrued liabilities	4,650	1,250
Net cash used in operating activities	(14,169)	-

Cash Flows from Financing Activities
Proceeds from payable to officer	14,169	-
Proceeds from sale of common stock	81	-
Net cash provided by financing activities	14,250	-

Net change in cash and cash equivalents	81	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$81	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures for Non-Cash Investing and Financing Activities:

Common stock issued to officers for no consideration	$2,000	$-

Redemption of common shares in connection with the change of control	$1,950	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2017, and the results of operations and cash flows for the three months and nine months ended September 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $19,719 from January 1, 2017 to September 30, 2017, has a working capital deficit of $18,738, and has an accumulated deficit of $23,531 as of September 30, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $81 and $0 at September 30, 2017 and December 31, 2016, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at September 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

The Company is a web and mobile dating management subscription service designed to help consumers generate higher amounts of authentic responses from other users across several popular dating platforms. The Company charges a slide-scale monthly subscription fee which correspond to the user’s desired matches per month they wish to receive from their online dating network. The number of responses the users receive are guaranteed by the Company, or the user receives his or her money back. Payment is on a month-to-month basis and users may cancel the service at any time. The average consumer is expected to be active on 1-2 dating sites and will use Date Kickstarter for three months. The Company recognizes revenue upon the consumer subscribing for the dating management non-refundable subscription service.

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

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB's guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. For the period ended September 30, 2017, research and development expenses were $10,200 mainly for website design and development that will be used for the Company’s on-line dating management subscription services upon completion.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management is currently evaluating the impact of this accounting standard to the Company’s financial statements and believes the impact would be insignificant.

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued professional fees of website consultants and its auditors totaling $6,150 and $1,500 at September 30, 2017 and December 31, 2016, respectively.

NOTE 4 – PAYABLE TO OFFICER

Payable to officer amounted to $14,169 and $0 at September 30, 2017 and December 31, 2016, respectively, consists primarily of funds advanced to the Company by its President for the its working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand at September 30, 2017 and December 31, 2016.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at September 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed at $2,000. The officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $312 as of December 31, 2016.

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

On July 24, 2017, the Company offered to sell and sold thereafter, 810,000 shares of its common stock to its management team, consultants and friends and family for a total consideration of $81 as the fair value of the common stock issued. The issuances of securities were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(a)(2) and Rule 506 of Regulation D thereof.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at September 30, 2017 and December 31, 2016 were 21,310,000 and 20,000,000, respectively.

Preferred stock

The Company has not issued any preferred stock as of September 30, 2017 and December 31, 2016, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2018, the date of this filing, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

We are a development stage enterprise and incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we generated no revenues and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $19,719 for the nine months ended September 30, 2017, working capital deficit of $18,738, and an accumulated deficit of $23,531 at September 30, 2017.

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

Results of Operations – For the three months periods and nine months periods ended September 30, 2017 and 2016

Our results of operations for the three months periods ended September 30, 2017 and from July 22, 2016 (inception date) to September 30, 2016 included the operations of the Company. We did not record any revenues from operations for the three months periods ended September 30, 2017 and from July 22, 2016 (inception date) to September 30, 2016. We reported a net loss of $7,119 and $3,562 applicable to the Company’s common stockholders which resulted due to the professional fees recorded by the Company during the three months periods ended September 30, 2017, and from July 22, 2016 (inception date) to September 30, 2016.

Our results of operations for the nine months periods ended September 30, 2017 and from July 22, 2016 (inception date) to September 30, 2016, included the operations of the Company. We reported a loss of $19,719 and $3,562 applicable to the Company’s common stockholders for the nine months periods ended September 30, 2017 and from July 22, 2016 (inception date) to September 30, 2016. The loss resulted due to the professional fees and general and administrative expenses recorded by the Company for the nine months ended September 30, 2017 and from July 22, 2016 (inception date) to September 30, 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $81 at September 30, 2017 and $0 at December 31, 2016. As shown in the accompanying financial statements, we recorded a net loss of $19,719 for the nine months period ended September 30, 2017. Our working capital deficit at September 30, 2017 was $18,738, and net cash used in operating activities for the nine months ended September 30, 2017 was $14,169. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $14,169 which resulted primarily from our net loss of $19,719, expenses paid by the stockholders of $2,400 on behalf of the Company recorded as additional paid in capital, decrease in prepaid expenses of $1,500, and increase in accrued liabilities of $4,650.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $14,250 consisting of $14,169 cash received from the president for the working capital and $81 cash proceeds from sale of common stock.

As a result of the above activities, we experienced a net increase in cash of $81 for the nine months ended September 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2017, the Company offered to sell and sold thereafter, 810,000 of its common stock to its management team, consultants and friends and family for a total consideration of $81 as the fair value of the common stock issued. The issuances of securities were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(a)(2) and Rule 506 of Regulation D thereof.

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

Celebiddy, Inc.

Date: November 14, 2017	/s/ Maria Malek
Maria Malek, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

