Form 10-Q
period 2018-09-30
Celebiddy, Inc.
filed 2018-11-14
CIK 1681400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 14, 2018 was 21,310,000.

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

ii

PART I.

Item 1. Financial Statements.

CELEBIDDY, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,490	$75,229
Total Assets	$2,490	$75,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$7,700	$2,500
Due to related party	68,518	105,952
Note payable - officer	90,000	-
Total Liabilities	166,218	108,452

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,310,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,131	2,131
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	4,662	4,662
Accumulated deficit	(168,521)	(38,016)
Total stockholders’ deficit	(163,728)	(33,223)

Total Liabilities and Stockholders’ Deficit	$2,490	$75,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELEBIDDY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
General and administrative	36,958	7,119	83,373	9,519
Research and development	10,197	-	47,132	10,200
Total Operating Expenses	47,155	7,119	130,505	19,719

Loss From Operations Before Income Taxes	(47,155)	(7,119)	(130,505)	(19,719)

Provision for Income Tax	-	-	-	-

Net Loss	$(47,155)	$(7,119)	$(130,505)	$(19,719)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares-basic and diluted	21,310,000	20,985,217	21,310,000	20,390,623

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELEBIDDY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(130,505)	$(19,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	-	2,400
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,500)
Accrued expenses	5,200	4,650
Net cash used in operating activities	(125,305)	(14,169)

Cash Flows from Financing Activities
Proceeds from payable to officer	52,566	14,169
Proceeds from sale of common stock	-	81
Net cash provided by financing activities	52,566	14,250

Net change in cash and cash equivalents	(72,739)	81

Cash and cash equivalents, beginning of period	75,229	-

Cash and cash equivalents, end of period	$2,490	$81

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures for Non-Cash Investing and Financing Activities:
Conversion of advance from officer to note payable	$90,000	$2,000

Redemption of common stock in connection with the change of control	$-	$1,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELEBIDDY, INC.

Notes to Condensed Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “Date Kickstarter”, and “CELEBIDDY” shall mean Celebiddy, Inc., a Delaware corporation.

Celebiddy, Inc. (formerly Sparrow Street Acquisition Corporation), a Delaware corporation, incorporated on July 22, 2016, was formed for purpose of managing and operating Date Kickstarter, an on-line dating management subscription service. Date Kickstarter is a web and mobile dating application service designed to help online dating platform users to generate higher frequency authentic responses from other users on the respective dating platforms. The Company’s mission is to improve the online dating experience by effectively managing online dating users’ dating profiles to facilitate higher response rates with other users. To fulfill its mission, the Company has developed a proprietary technology that is developed to produce a set number of replies, based on robust search criteria. Date Kickstarter is expected to be operational commercially on most popular dating sites, such as Tinder, Match.com, E-Harmony.com, OKCupid, PlentyOfFish and Badoo by January 1, 2019.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2018, and the results of operations for the three months and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $130,505 from January 1, 2018 to September 30, 2018, has a working capital deficit of $163,728, and has an accumulated deficit of $168,521 as of September 30, 2018. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $2,490 and $75,229 at September 30, 2018 and December 31, 2017, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at September 30, 2018 and December 31, 2017, respectively.

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

The Company’s revenue recognition policy is based on the revenue recognition criteria established in accordance with Accounting Standards Codification (ASC) 606.  “Revenue Recognition Standard” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation.

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. For the three months and nine months periods ended September 30, 2018, research and development expenses were $10,197 and $47,132, as compared to $0 and $10,200 for the same comparable periods in 2017, mainly for website design and development that will be used for the Company’s on-line dating management subscription services upon completion.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – ACCRUED EXPENSES

The Company had accrued professional fees of $7,700 at September 30, 2018 and accrued professional fees of $2,500 at December 31, 2017, respectively.

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

Payable to officer amounted to $68,518 and $105,952 at September 30, 2018 and December 31, 2017, respectively, consists primarily of funds advanced to the Company by its President/CEO for its working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at September 30, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock at September 30, 2018 and December 31, 2017 were 21,310,000, respectively.

Preferred stock

The Company has not issued any preferred stock as of September 30, 2018 and December 31, 2017, respectively.

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

We are a development stage enterprise and incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we generated no revenues and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $130,505 for the nine months ended September 30, 2018, working capital deficit of $163,728, and an accumulated deficit of $168,521 at September 30, 2018.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations. Our independent auditors have expressed a substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Our Current Business

We are a Delaware corporation formed for the purpose of managing and operating Date Kickstarter, an online-dating management subscription service. Date Kickstarter is a web and mobile dating application service designed to help online dating platform users to generate higher frequency authentic responses from other users on the respective dating platforms. Our mission is to improve the online dating experience by effectively managing online dating users’ dating profiles to facilitate higher response rates with other users. To fulfill our mission, we have developed a proprietary technology that is developed to produce a set number of replies, based on robust search criteria. Date Kickstarter is expected to be operational commercially on most popular dating sites, such as Tinder, Match.com, E-Harmony.com, OKCupid, PlentyOfFish and Badoo and launched our services by January 1, 2019.

The basic premise of the Company is to enable online dating platform users to outsource the management of their online dating profiles to the Company in order to sufficiently increase authentic responses from other users on the respective dating platforms. The Company plans to launch a dating “campaign” based on the type of subscription selected by the user, and the user will be rewarded with higher frequency match responses than they were likely to achieve without use of the Company’s targeted search software. The Company will charge a sliding-scale monthly subscription fee which shall correspond to the user’s desired matches per month (e.g. $9.99 for 25 responses, $19.99 for 50 responses, $39.99 for 125 responses, etc.). The number of responses the users receive will be guaranteed by the Company, or the user will receive his or her money back. Payment is on a month-to-month basis and users may cancel the service at any time.

Results of Operations – For the three months and nine months periods ended September 30, 2018 and 2017

Our results of operations for the three months and nine months periods ended September 30, 2018 and 2017 included the operations of the Company. We did not record any revenues from operations for the three months and nine months periods ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, we recorded a net loss of $47,155 and $7,119, respectively. For the nine months ended September 30, 2018 and 2017, we recorded a net loss of $130,505 and $19,719, respectively. The net losses resulted in the respective reported periods were primarily due to costs incurred for professional fees of independent software and marketing consultants, advertising and promotion of our services, legal and accounting fees, and research and development costs incurred for developing the software.

Liquidity and Capital Resources

Cash and cash equivalents were $2,490 at September 30, 2018 and $75,229 at December 31, 2017. As shown in the accompanying financial statements, we recorded a net loss of $130,505 for the nine months period ended September 30, 2018. Our working capital deficit at September 30, 2018 was $163,728, and net cash used in operating activities for the nine months ended September 30, 2018 was $125,305. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $125,305 which resulted primarily from our net loss of $130,505 and increase in accrued expenses of $5,200. Net cash used in operating activities for the nine months ended September 30, 2017 was $14,169 due to our net loss of $19,719 offset by expenses paid by stockholder on behalf of the Company as contributed capital totaling $2,400 and a net increase in operating liabilities of $3,150.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $0, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $52,566 and $14,250, respectively, primarily due to the cash receipt from the Officer for the Company’s working capital needs.

As a result of the above activities, we experienced a net decrease in cash of $72,739 for the nine months ended September 30, 2018 and a net increase in cash of $81 for the nine months ended September 30, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Celebiddy, Inc.

Date: November 14, 2018	/s/ Maria Malek
Maria Malek, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

