Form 10-K
period 2018-12-31
Celebiddy, Inc.
filed 2020-06-12
CIK 1681400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of June 30, 2018 was approximately $0.00, as no trading market has developed for the registrant’s common equity.

As of June 12, 2020, the registrant had 21,310,000 shares of common stock issued and outstanding.

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

Business Overview

Celebiddy Inc. (referred to as “the Company,” or “Celebiddy”), a Delaware corporation, is a corporation formed for purpose of managing and operating Date Kickstarter, an online-dating management subscription service. Date Kickstarter is a web and mobile dating application service designed to help online dating platform users to generate higher frequency authentic responses from other users on existing respective dating platforms. The Company’s mission is to improve the online dating experience by effectively managing online dating users’ dating profiles to facilitate higher response rates with other users. To fulfill its mission, the Company has acquired and obtained all rights and sole ownership in and to the DateKickstarter Afterburner Dating System, a match-making software (the “Technology”). The Technology shall function in combination with manual service of DateKickstarter dating assistants, to be employed or contracted as the Company develops and user base expands and utilizing this combination of human evaluation and program-based matchmaking software, the Company shall streamline and expedite user-to-user outbound first messages, thereby producing a set number of responses, based on robust search criteria. Date Kickstarter will be operational on most popular dating sites, such as Tinder, Match.com, OKCupid, PlentyOfFish and has already initiated a soft launch of its services, which occurred on February 1, 2019. After an initial fifteen-month trial period, the Company has tested its application and continues to improve upon functionality based on user feedback. The Company subsequently shall initiate full launch in December 2020, deploying a targeted marketing campaign to attract users on a wide scale.

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

2.	Payment of a monthly commission equal to 10% (ten percent) of the Company’s monthly net profit (if any) (“Seller’s Commission”), first payment due February 1, 2018 and further payments to endure indefinitely so long as the Company remains in existence and in good standing, unless mutually terminated by the Parties.

On the same date, the Company initiated a soft launch of its Date Kickstarter services. The Company is currently assessing user feedback and modifying its program, as needed, to resolve bugs and other technical issues, as they are discovered.

Business Plan

The basic premise of the Company is to enable online dating platform users to outsource the management of their online dating profiles to the Company in order to sufficiently increase authentic responses from other users on respective dating platforms such as OKCupid, Match.Com or other web and mobile dating websites and/or mobile applications. The Company, through its website domain www.datekickstarter.com (“Date Kickstarter” or the “Website”) intends to then launch a dating “campaign” based on the type of subscription selected by the user. Upon selection, the user will be rewarded with higher frequency match responses than they were likely to achieve without use of the Company’s targeted search software. The Company intends to charge a monthly subscription fee of $79.98 per month that shall correspond to the user’s desired number of messages sent on behalf of the user which is 3000 swipes/month for Tinder users and 1000 messages/month for all other Dating Platforms users.

User payments shall be processed and recur on a month-to-month basis, and users may cancel the service at any time. Date Kickstarter can be utilized by users of most popular dating sites, such as Tinder, Match.com, OKCupid and PlentyOfFish and has already initiated a soft launch of its services, which occurred on February 1, 2019. After an initial fifteen-month trial period, the Company continues to test its application and improve upon functionality based on user feedback. The Company subsequently is expected to initiate a full launch in December 2020, deploying a targeted marketing campaign to attract users on a wide scale.

Our Strategy

As of the date of this Report, Mary Malek, the Company’s founder and Chief Executive Officer, has invested $90,000 (Ninety Thousand Dollars) in promissory notes, and has advanced an additional $86,649 to fund development of the Company’s online presence, various marketing strategies and to acquire all rights in and to the Afterburner Dating System matchmaking software (i.e. the “Technology”).

With respect to the website build in June 2017, pursuant to a master service agreement (the “MSA”), Celebiddy engaged Giraffe Builder (“GB”), an eSolutions provider, to provide the following services and build-out (altogether referred to here-as the “Web Development”) for the benefit of the Company:

●	Desktop and Mobile Responsive Custom Theme-Based e-commerce/subscription model Website;

●	5 Dating Platforms affiliates URL Links – Redirect to sign up pages of external dating site;

●	Upsell Sales Feature – within the shopping cart for Add-on options;

●	Location Search with filter city / state, age, gender of user;

●	Custom Site Design;

●	Custom Development on Framework;

●	Copy content and logo as provided by the Company;

●	Social media integration; and

●	Merchant Account Payment Gateway and SSL Certificate Integration

The Web Development includes integrated solutions for iPhone and Android mobile device platforms, including optimal graphic design, user-friendly digital architecture and programming, and build-out was completed in July 2017. With the completion of the Web Development and subsequent integration of the Afterburner Dating System, the Company initiated a soft launch of its services, which occurred on February 1, 2019. Soft launch is expected to run for fifteen months and to continue until full launch, estimated for December 2020. To fulfill its launch goals, the Company has engaged a team of developers, coders, wire-framers, graphic designers, and web developers to optimize and refine its product and to build out a full- service digital marketplace application prior to launch.

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

To subscribe, users simply have to choose a package they wish to purchase. Users will be required to provide payment information for a monthly subscription based on the particular selections of the user. Once payment is accepted, the Company will initiate the user’s dating campaign, where the Management Service will target dating matches based on the user’s selected search criteria. The campaign will take 3-30 days to fulfill a user’s selected package. Once the target number of messages has been sent, notification emails are sent to users to advise them of such.

Date Kickstarter is intended to initially service the following dating platforms: Match.com, Tinder, Plenty of Fish and OKCupid. In the future, the Company intends to service additional dating platforms. Search criteria shall consist of age, gender and location, to be provided by the user. The Company’s response-generating in-house software is partially automated and involves minimal manual labor. The Company will operate its business virtually to minimize costs.

Market Assessment

The Market

The dating services industry has grown rapidly since 2010. According to IBISWorld, the industry is projected to reach $2.7BN in revenue in 2018, with the majority of sales being generated from online and mobile dating platforms. IBISWorld projects that revenue for the Dating Services industry will grow at an annualized rate of 5.7% over the next five years and will reach an estimated $3.5 billion by 2022. This figure includes an estimated 7.8% growth in 2018 alone. The Dating Services industry is forecast to continue growing over the next five years, driven by a continued rise in online dating’s popularity. Online dating firms are anticipated to expand their services offline by hosting singles events. The industry is also projected to focus more on older consumers over the next five years. Older users represent a strong potential growth area for the industry, particularly as baby boomers become more accustomed to using internet services, allowing for online dating services to be targeted at older demographics. Technological advancements are also anticipated to continue changing the landscape of online dating. Industry revenue is forecast to grow at an annualized 6.8% between 2019 and 2024.

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

Marketing Plan

The Company intends to invest significantly in social media campaigns, such as Facebook, Instagram and Native to educate its target market on the Company’s value proposition. Given the innovative nature of Date Kickstarter and its proprietary Management Service, the Company anticipated that the service will gain significant traction and increased exposure through utilization of popular social media platforms.

Marketing for the Company is intended to be executed through a variety of channels including the internet, social media, high profile social media influencers and ultimately word of mouth. Word of mouth will round out the marketing model and has the potential of providing the most marketing push, as it will allow the organization to deliver an authentic, trusted marketing message.

Social Media: The Company intends to allocate a large portion of its annual marketing budget to generate brand awareness and manage its brand on social media sites, such as Facebook and Instagram. A strong presence on these other social media sites will strengthen interest in the Company and further drive growth. Media coverage will increase the Company’s credibility and recognition from the Company’s target market.

Influencer Marketing: The Company intends to engage with high profile social media influencers to endorse the Company’s services online and promote company sales. The right endorsements are ones that appeal to the male customer base. The Company currently has a number of influencers interested in this market who can be retained on a fee basis.

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

SEO Optimization and Sponsored in-app Ads: The Company intends to utilize its User-friendly web application to increase search engine ranks and accommodate pay for sponsored ads to generate traffic and subscriptions.

Potential Revenue

The Company’s primary source of revenue will be generated from subscription proceeds. Pricing will vary based on the Management Service package selected by the user. The pricing matrix below represents an anticipated initial roll-out of the Company’s subscription packages:

	Packages
	OKCupid	POF	MATCH	TINDER
Number of MESSAGES	1,000	1,000	1,000	3,000
Pricing / per Month/per package	$19.95	$19.95	$19.95	$7.00

The below are the expected user assumptions that pertain to the Company’s business model and potential revenue projections:

Assumptions	Metrics
Average Number of Platforms / user	1.5
Average Usage (Months)	5
Average Expenditure / User	$149.63

The Dating Services Industry

According to IBISWorld, The Dating Services industry has grown exponentially over the past five years as an increasing number of consumers have turned to the internet looking for love. The greater legitimacy surrounding online dating has helped the industry outpace the overall economy, as indicated by the following growth figures:

IBISWorld notes that the Dating Services industry has experienced strong growth over the past five years. The advent of online dating has significantly changed the industry landscape and the majority of industry revenue is now generated through online dating services. The rising number of broadband connections and the declining stigma of online dating have fueled industry demand during the period. Overall, the industry grew 5.3% to $2.7 billion over the five years to 2018. Bolstered by improving economic conditions, revenue is projected to rise 5.4% in 2018 alone.

Market Outlook

According to IBISWorld, the industry is projected to reach $2.7BN in revenue in 2017, with the majority of sales being generated from online and mobile dating platforms. IBISWorld projects (in a 2017 article/website/etc.) that revenue for the Dating Services industry will grow at an annualized rate of 5.7% over the next five years and will reach an estimated $3.5 billion by 2022. This figure includes a 7.8% growth in 2018 alone.

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

The following represents dating website industry leaders as of 2018 according to Ibisworld.com, who the Company intends to lend its services to:

Company	Market Share	Description
Match Group Inc. (owns Plenty of Fish and OkCupid)	34.4%	Originally incorporated under InterActiveCorp (IAC), Match Group Inc. spun off from IAC in November 2015 through a $460.0 million initial public offering. Match Group comprises over 45 brands, the majority of which are used to find a romantic connection. The company offers dating products in 38 languages across more than 190 countries. In previous years, the Match Group has expanded by added OKCupid to its growing list of websites. OKCupid is an advertiser=supported site with an estimated 3.8 million active users, making it one of the largest free dating websites. The acquisition was particularly useful because OKCupid targets a younger consumer base, mainly individuals in their mid-twenties. In October 2015, the company finalized the purchase of Plentyoffish Media for $575.0 million in cash. Headquartered in Vancouver, Canada, the company boasts 90 million registered users and 3.6 million active daily users. Services are free to members, though there are upgrades to-paid memberships available. These monthly subscription fees are still relatively inexpensive compared with many other dating sites.

eHarmony Inc.	11.3%	The company is situated in the higher end dating market; its services cost almost twice as much as competitors like Match.com. The company justifies its high price tag because it intends to provide serious relationships, as reflected in its recent initiative to sell annual memberships rather than monthly.

Other Companies	<1%	The number of companies operating in this industry is estimated to total 4,642 operators in 2018. The majority of these are non-employers that operate with a market share of less than 1.0%. The industry includes a variety of operators, including companies that provide online dating, singles events, personals advertisements, speed dating and offline matchmaking, among others. The vast majority of these enterprises are small matchmakers that generate a minute proportion of total industry revenue.

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

Competition

The Company is keenly aware that it must consistently analyze the local competitive landscape to accelerate its position in the marketplace. As the Company builds its position and competitive advantages, it will continue to execute a marketing plan that highlights the benefits of its services. Any business that operates with a similar model serves as a direct or indirect competitor. The identified competitors are described below:

●	Headquarters: New York New York

●	Target Market: Online Dating Concierge for men

●	Website: http://personaldatingassistants.com

This Company offers the following services:

●	Manages users’ online dating profiles;

●	Sends out laser targeted, personalized introductions on the user’s behalf;

●	Generates profile views, resulting in more interest, matches, and inbound messages; and

●	Facilitates live dating for benefit of its users

Virtual Dating Assistants

●	Headquarters: Atlanta

●	Target Market: Full-Service Dating Coaching

●	Website: http://personaldatingassistants.com

This Company operates for the following platforms:

●	Jdate

●	Tinder

●	Christian Mingle

●	eHarmony

●	POF

●	OKCupid

●	Match.com

●	MillionaireMatch

Profile Polish

●	Headquarters: New, York, New York

●	Target Market: Mass Marketing Dating Assistance Services

●	Website: http://www.profilepolish.com

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

The Company has an accumulated deficit of $190,393 as of December 31, 2018.

As of December 31, 2018, the Company has an accumulated deficit of $190,393. This deficit may impact on the Company in various ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

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

Celebiddy’s online systems shall store and process confidential subscriber, employee and other sensitive personal data, and therefore maintaining its network security is of critical importance. The Company shall use third-party technology and systems for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, back-office support and other functions. The Company’s systems, and those of third parties upon which the Company’s business relies, may be vulnerable to interruption or damage that can result from natural disasters, fires, power outages, acts of terrorism or other similar events, or from deliberate attacks such as computer hacking, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Such an event could result in a disruption of the Company’s services or improper disclosure of personal data or confidential information, which could harm Celebiddy’s reputation, require the Company to expend resources to remedy such a security breach or defend against further attacks, divert management’s attention and resources or subject the Company to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

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

There is currently no public market for the Company’s securities.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Stock Transfer Agent

Not Applicable at this time.

Common Shareholders

On June 12, 2020, we had approximately 39 shareholders of record.

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

Overview

Celebiddy Inc. (the “Company”) was incorporated on July 22, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was, but is no longer a blank check company, as the Company has a specific business plan and purpose. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control of the Company on April 19, 2017.

The Company has limited operation to software development, acquisition and implementation. The Company’s website has been designed and developed and intends to release a soft launch of its services after completion of all developments. Soft launch is expected to run for fifteen months, having begun on February 1, 2019, and to continue until full launch, estimated for December 1, 2020.

The Company has raised $62 from 35 shareholders at $0.0001 value per share in July and August 2017. On September 14, 2017, the Company filed a registration on Form S-1 of a direct public offering to investors. The SEC issued a letter of comments with respect to the Registration Statement on October 11, 2017. To date the Company has not yet filed an amended Registration Statement and responses to the Staff’s comments. The registration Prospectus covered the offer and sale of 850,000 shares of common stock offered by the holders thereof. The selling shareholders will offer their shares, respectively, at a price of $0.10 per share. The offering is still ongoing.

The Company’s mission is to improve the online dating experience by effectively managing online dating users’ dating profiles to facilitate higher response rates with other users. To fulfill its mission, the Company has acquired and obtained all rights and sole ownership in and to the DateKickstarter Afterburner Dating System, a match-making software (the “Technology”). The Technology shall function in combination with manual service of DateKickstarter dating assistants, to be employed or contracted as the Company develops and user base expands and utilizing this combination of human evaluation and program-based matchmaking software, the Company shall streamline and expedite user-to-user outbound first messages, thereby producing a set number of responses, based on robust search criteria. Date Kickstarter will be operational on most popular dating sites, such as Tinder, Match.com, OKCupid, PlentyOfFish and has already initiated a soft launch of its services, which occurred on February 1, 2018. After an initial eight-month trial period the Company tested its application and improved upon functionality based on user feedback, the Company subsequently shall initiate full launch, deploying a targeted marketing campaign to attract users on a wide scale.

As of December 31, 2018, the Company has generated nil revenues and had no income or cash flows from operations since inception. The Company had sustained a net loss of $152,377 in 2018 and had an accumulated deficit of $190,393 as of December 31, 2018, respectively.

Management will pay all expenses incurred by the Company. There is no expectation of repayment for such expenses.

Notable Events

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

On the same date, the Company initiated a soft launch of its Date Kickstarter services. The Company is currently assessing user feedback and modifying its program, as needed, to resolve bugs and other technical issues, as they are discovered. Up to this date, the Company is testing different social media marketing campaigns and strategies in order to lower CPA and become more effective in marketing ad spend budget. Once most effective campaigns are determined after numerous testing, the Company plans to scale them nationwide. The Company plans to complete all testing before it’s full launch which is scheduled for December 1, 2020.

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

Results of Operations

Our results of operations for the years ended December 31, 2018 and 2017 included the operations of the Company. We recorded $0 revenues for the years ended December 31, 2018 and 2017, respectively, from our web and mobile dating management subscription service designed to help consumers generate higher amounts of authentic responses from other users across several popular dating platforms.

Operating Expenses

Operating expenses for the years ended December 31, 2018 and 2017 were $152,377 and $34,204, respectively. Operating expenses consisted of selling, general and administrative expenses (SG&A) and research and development expenses (R&D). SG&A expense for the years ended December 31, 2018 and 2017 was $113,165 and $21,946, respectively. SG&A expenses for the year ended December 31, 2018 consisted of marketing, advertising and promotion expense of $63,429, accounting and audit fees of $31,779, legal and other general and administrative expenses of $17,957, as compared to accounting and audit fees of $15,000 and legal and other general and administrative expenses of $6,946 for the year ended December 31, 2017.

R&D expense for the years ended December 31, 2018 and 2017 was $39,212 and $12,258, respectively. R&D expense for the year ended December 31, 2018 consisted of expenses relating to hiring software design consultant for $27,866, cost of copy writer and software license of $8,357, and other research expenses incurred amounting to $2,989 for testing the compatibility of our software with the other web-based dating sites. R&D expense for the year ended December 31, 2017 consisted of professional consulting fees paid to a third-party developer amounting to $12,258 for designing and developing our website.

Net Loss

The net loss from operations for the year ended December 31, 2018 and 2017 was $152,377 and $34,204, respectively.

Going Concern

The Company has generated minimal revenues and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $152,377 for the year ended December 31, 2018, has a working capital deficit of $185,600, has an accumulated deficit of $190,393 as of December 31, 2018, and used net cash flows from operations of $144,377 for the year ended December 31, 2018. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Cash balances were $1,549 at December 31, 2018 and $75,229 at December 31, 2017. As shown in the accompanying financial statements, we recorded a net loss of $152,377 for the year ended December 31, 2018. Our working capital deficit at December 31, 2018 was $185,600, and net cash used in operating activities for the year ended December 31, 2018 was $144,377. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $144,377 which resulted primarily from our net loss of $152,377 and increase in accrued expenses of $8,000. Net cash used in operating activities for the year ended December 31, 2017 was $30,804 due to our net loss of $34,204 offset by expenses paid by stockholder on behalf of the Company as contributed capital totaling $2,400 and a net increase in accrued expenses of $1,000.

Financing Activities

The net cash flows provided by financing activities for the year ended December 31, 2018 was 2017 was $70,697 and $106,033, respectively. The Company received cash advances of $70,697 and $105,952 from an officer in 2018 and 2017, respectively. During 2017, the Company received cash proceeds of $81 from sale of common stock.

We have historically financed our operations through, cash advances from an officer, who is also the majority shareholder and President and Chief Executive Officer of the Company.

As a result of the above activities, we experienced a net decrease in cash of $73,680 for the year ended December 31, 2018, and a net increase in cash of $75,229 for the year ended December 31, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

At December 31, 2018 and 2017, we had cash balances of $1,549 and $75,229, respectively.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at December 31, 2018 and 2017, respectively.

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. For the year ended December 31, 2018 and 2017, research and development expenses were $37,833 and $12,258 mainly for website design and development that was used for the Company’s on-line dating management subscription services.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

CELEBIDDY, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celebiddy, Inc. (formerly Sparrow Street Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celebiddy, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and not generated any revenues since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

June 12, 2020

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Current Assets
Cash	$1,549	$75,229
Total Assets	$1,549	$75,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$10,500	$2,500
Due to a related party	86,649	105,952
Note payable - officer	90,000	-
Total Liabilities	187,149	108,452

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as December 31, 2018 and 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,310,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,131	2,131
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	4,662	4,662
Accumulated deficit	(190,393)	(38,016)
Total stockholders’ deficit	(185,600)	(33,223)

Total Liabilities and Stockholders’ Deficit	$1,549	$75,229

The accompanying notes are an integral part of these financial statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year Ended December 31, 2017

Revenue, net	$-	$-

Cost of revenue	-	-

Gross Profit	-	-

Operating expenses
Selling, general and administrative	113,165	21,946
Research and development	39,212	12,258
Total Operating Expenses	152,377	34,204

Loss from Operations Before Income Taxes	(152,377)	(34,204)

Provision for Income Tax	-	-

Net Loss	$(152,377)	$(34,204)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares-basic and diluted	21,310,000	20,622,356

The accompanying notes are an integral part of these financial statements.

CELEBIDDY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, January 1, 2017	20,000,000	$2,000	$-	$312	$(3,812)	$(1,500)
Redemption of issued common stock	(19,500,000)	(1,950)	-	1,950	-	-
Issuance of common stock for change in control	20,000,000	2,000	(2,000)	-	-	-
Issuance of common stock	810,000	81	-	-	-	81
Expenses paid by stockholder as contribution to paid-in capital	-	-	-	2,400	-	2,400
Net loss	-	-	-	-	(34,204)	(34,204)
Balance, December 31, 2017	21,310,000	2,131	(2,000)	4,662	(38,016)	(33,223)
Net loss	-	-	-	-	(152,377)	(152,377)
Balance, December 31, 2018	21,310,000	$2,131	$(2,000)	$4,662	$(190,393)	$(185,600)

The accompanying notes are an integral part of these financial statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017

Cash Flows from Operating Activities
Net loss	$(152,377)	$(34,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder as contribution to paid-in capital	-	2,400
Changes in operating assets and liabilities:
Accrued expenses	8,000	1,000
Net cash used in operating activities	(144,377)	(30,804)

Cash Flows from Financing Activities
Proceeds from payable to officer	70,697	105,952
Proceeds from issuance of common stock	-	81
Net cash provided by financing activities	70,697	106,033

Net (decrease) increase in cash	(73,680)	75,229

Cash, beginning of period	75,229	-

Cash, end of period	$1,549	$75,229

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosures for Non-Cash Investing and Financing Activities:
Common stock issued to officers for no consideration	$-	$2,000
Conversion of advance from officer to note payable	$90,000	$-
Redemption of common shares in connection with the change of control	$-	$1,950

The accompanying notes are an integral part of these financial statements.

CELEBIDDY, INC.

(formerly Sparrow Street Acquisition Corporation)

Notes to Financial Statements

December 31, 2018

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “Date Kickstarter”, and “CELEBIDDY” shall mean Celebiddy, Inc., a Delaware corporation.

Celebiddy, Inc. (formerly Sparrow Street Acquisition Corporation), a Delaware corporation, incorporated on July 22, 2016, was formed for purpose of managing and operating Date Kickstarter, an on-line dating management subscription service. Date Kickstarter is a web and mobile dating application service designed to help online dating platform users to generate higher frequency authentic responses from other users on the respective dating platforms. The Company’s mission is to improve the online dating experience by effectively managing online dating users’ dating profiles to facilitate higher response rates with other users. To fulfill its mission, the Company has developed a proprietary technology to produce a set number of replies, based on robust search criteria. Date Kickstarter is expected to be operational commercially on most popular dating sites, such as Tinder, Match.com, E-Harmony.com, OKCupid, PlentyOfFish and Badoo by December 1, 2020.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Going Concern

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its principal shareholder, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $152,377 for the year ended December 31, 2018, has a working capital deficit of $185,600, and has an accumulated deficit of $190,393 as of December 31, 2018. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued expenses and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at December 31, 2018 and 2017, respectively. The Company had a cash balance of $1,549 and $75,229 at December 31, 2018 and 2017, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at December 31, 2018 and December 31, 2017, respectively.

Research and Development and Software Development Costs

Research and development costs (R&D) are expensed as incurred. Cost of software developed for internal use are capitalized during the application development stage in accordance with the Financial Accounting Standards Board (FASB) guidance under Accounting Standards Codification (“ASC”) – ASC 985 “Software for internal use”. R&D is amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. For the years ended December 31, 2018 and 2017, R&D expenses were $39,212 and $12,258, respectively, mainly for website design and development for the Company’s on-line dating management subscription services.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2018 and 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company has evaluated this guidance and determined that it has no impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has evaluated this guidance and determined that it has no impact on its financial statements.

NOTE 3 – ACCRUED EXPENSES

The Company had accrued professional fees of $10,500 and $2,500 at December 31, 2018 and 2017, respectively.

NOTE 4 – DUE TO A RELATED PARTY

Due to a related party amounted to $86,649 and $105,952 at December 31, 2018 and 2017, respectively, consisting primarily of funds advanced to the Company by its President and Chief Executive Officer (“CEO”) for its working capital needs. Funds advanced to the Company by the President and CEO are non-interest bearing, unsecured and due on demand.

NOTE 5 – NOTE PAYABLE TO OFFICER

On November 6, 2017 and December 26, 2017, the President and CEO of the Company advanced funds to the Company for its working capital needs in the amount of $40,000 and $50,000, respectively. On February 7, 2018, the Company memorialized these advances and converted them into a promissory note of $90,000 for an indefinite term, non-interest bearing, unsecured and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at December 31, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On March 1, 2017, the officers and directors contributed as additional paid in capital in settlement of Company’s expenses of $400 paid to the state of Delaware for annual taxes and filing fees, and on June 15, 2017, the officers and directors contributed as additional paid in capital in settlement of Company’s expenses of $2,000 paid to the accountants for professional services.

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock at December 31, 2018 and 2017, were 21,310,000, respectively.

Preferred stock

The Company has not issued any preferred stock as of December 31, 2018 and as of December 31, 2017, respectively.

NOTE 8 – INCOME TAXES

Income tax expense for the year ended December 31, 2018 and 2017 is summarized as follows.

	December 31, 2018	December 31, 2017
Deferred:
Federal	$(31,999)	$(7,183)
State	-	-
Change in valuation allowance	31,999	7,183
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2018	December 31, 2017
Tax at statutory tax rate	21%	34%
State taxes	-	-
Other permanent items	-	-
Valuation allowance	-21%	-21%
Impact of 2017 Tax Act	-	-13%
Income tax expense	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$32,782	$7,183
Total gross deferred tax assets	32,782	7,183
Less: valuation allowance	(32,782)	(7,183)
Net deferred tax assets	$-	$-

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and the Transition Tax, among others. The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Reform Act, and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. The Company has completed the required analysis and accounting for substantially all the effects. Except for the reduction of the income tax rate from 34% to 21%, there were no material impact on the Company’s financial statements.

At December 31, 2018 and 2017, the Company had accumulated net operating losses of approximately $160,000 and $38,000, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carryforward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

At December 31, 2018 and 2017, the Company’s deferred income tax assets and valuation allowance were $32,782 and $7,183, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2018, tax years 2017 and 2016 remain open for examination by the Internal Revenue Service and the Delaware Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Delaware Division of Revenue for any of the open tax years.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 12, 2020, the date the financial statements were issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer and sole director). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. There is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We believe that, since the date that we were made aware of our material weakness, we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a) identified the definition, objectives, application and scope of our internal control over financial reporting;

(b) delineated the duties of each member of the group responsible for maintaining the adequacy of our internal control over financial reporting. This group consists of:

(i) our Chief Executive Officer; and

(ii) an independent consultant who was engaged to prepare and assure compliance with both our internal control over financial reporting as well as our disclosure controls and procedures and review our disclosure controls and procedures on a regular basis, subject to our management’s supervision.

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2018, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of December 31, 2018, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient enough to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from a material weakness, we will be required to expend additional resources to improve it. Any additional instances of material deficiencies could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Mary Malek (1)	46	President, Chief Executive Officer, and a Director
John Malek (2)	23	Vice President

(1)	Ms. Malek was appointed as our President and Chief Executive Officer on April 19, 2017 subsequent to effecting change in control. Upon implementation of the change in control, then-current officers Mr. Jim Cassidy and Mr. James Cassidy and Mr. James McKillop resigned from their interim officer and director positions.
(2)	Mr. Malek was appointed as our Vice President on November 1, 2017, upon board resolution.

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Mary Malek, age 46, worked at Empire Medical Group as General Manager. From 2013 to 2017, Ms. Malek worked as the Founder/President of Community Support Center located in central Los Angeles. The area in which the Community Support Center is located is referred to as “skid row”. The Center’s mission was focused on serving and helping the homeless people in that area. In addition, from 2015 to the present, Ms. Malek has worked as the President of New Life Treatment Center, Inc. New Life Treatment Center is a drug and alcohol rehabilitation facility located in Orange County, California. Ms. Malek attended Moscow State University in Moscow, Russia.

John Malek, age 23, is the founder and CFO of DripTrive Inc., a European market company. Mr. Malek completed the Business Management/Marketing/Finance boot camp and has developed talents in business marketing and optimization, as well as forecasting and implementing strategic business growth. Mr. Malek also created, developed and implemented the DateKickstarter project. Mr. Malek is also currently developing innovative crypto-technologies in the digital currency and block-chain space.

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

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2018.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the year ended December 31, 2018 and 2017:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Mary Malek	2018	-	-	-	-	-
President and Chief Executive Officer	2017	-	-	-	-	-

John Malek, Vice President	2018	-	-	-	-	-
	2017	-	-	-	-	-

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Mary Malek President and Chief Executive Officer	15,000,000	70.39%
John Malek Vice President	5,000,000	23.46%

(1)	Based on 21,310,000 shares of common stock issued and outstanding.

Item 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Payable to Mary Malek amounted to $86,649 and $105,592 at December 31, 2018 and 2017, respectively, consists primarily of funds advanced to the Company for its working capital needs. On February 7, 2018, the Company memorialized these advances and converted them in to a promissory note of $90,000 for an indefinite term, non-interest bearing, unsecured and due on demand. Funds advanced to the Company by Mary Malek are non-interest bearing, unsecured and due on demand at December 31, 2018 and 2017, respectively.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2018 and 2017:

	2018	2017
Audit Fees	$9,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$9,000	$10,000

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017, respectively.

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

Celebiddy, Inc.

Date: June 12, 2020	By:	/s/ Mary Malek
Mary Malek
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mary Malek	President, Chief Executive Officer and	June 12, 2020
Mary Malek	Director

/s/ Mary Malek	Chief Financial Officer and Secretary	June 12, 2020
Mary Malek	(principal accounting officer)

